Form 10-Q
period 2008-06-30
AFH Holding I, Inc.
filed 2008-08-07
CIK 1402211

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 2008: 4,000,000 shares of common stock.

Item 1.                      Financial Statements.

AFH HOLDING I, INC.

FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2008

AFH HOLDING I, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholders’ Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING I, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008
(Unaudited)

June 30, 2008
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

$--

The accompanying notes are an integral part of these financial statements

AFH HOLDING I, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the six months ended June 30, 2008	For the three months ended June 30, 2008	For the period of April 16, 2007 (inception) through June 30, 2007	For the period 16-Apr-07 (Inception) through June 30, 2008

Revenue	-	$-	$-	--
Expenses	-	$-	$-	--
General and Administrative	-	$-	$(5,000)	(7271)
Total Expenses	-	$-	$(5,000)	(7271)

Net loss per share (basic and diluted)	(.00)	$(.00)	$(.00)	(.00)
Weighted average shares outstanding (basic and diluted)	4,000,000	4,000,000	5,000,000	4,477,376

The accompanying notes are an integral part of these financial statements

AFH HOLDING I, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 16, 2007 (Inception) to June 30, 2008
(Unaudited)

						Total
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0		0	0
Shares issued in Lieu of expenses paid	5,000,000	$5,000	$0		$0	$5,000

Net Loss at December 31, 2007					-7271	-7271
Contributed Capital for Services			2271			2271
Purchase of Treasury shares	(5,000,000)			-12,500		-12500
Sale of Treasury shares	4,000,000		2500	10,000		12500
Balance at June 30, 2008	4,000,000	5000	4771	-2500	-7271	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING I, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the six months ended June 30, 2008	For the period April 16,2007, (inception) through June 30, 2007	For the period April 16, 2007 (Inception) through June 30, 2008

Cash flows from operating activities
Net Loss	–		(5,000)	$(7271)
Shares issued in lieu of expenses paid	–		5000	5000

Contributed Capital For Services	–		--	2271

Cash flows used in operating activities	–		--	--

Net increase in cash	–		--	--

Cash, beginning of period	–		--	--

Cash, end of period	–		--	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	–		--	--
Income taxes	–		--	--

The accompanying notes are an integral part of these financial statements

AFH HOLDING I, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception (April 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 from the date of inception (April 16, 2007) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $7,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

RIDER to 10-Q

On June 24, 2008, we filed an information statement with the SEC in order to report a pending change in the composition of the board of directors.   The information statement was furnished to holders of record of our common stock, in accordance with the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14f-1 promulgated under the Exchange Act. No vote or other action by holders of our common stock was required in response to the information statement.  Our June 24, 2008 information statement reported the following (in relevant part):

GENERAL

We intend to enter into a share exchange agreement (the “Share Exchange Agreement”) with Amir F. Heshmatpour (our sole stockholder, officer and director), LYH Acquisition Corporation, a British Virgin Islands corporation (“LYH”) and Newry Invest & Trade, Inc., a British Virgin Islands corporation and the sole existing holder of all of the outstanding capital stock of LYH (“Newry”).  Pursuant to the Share Exchange Agreement, the Company will issue an aggregate of 36,000,000 shares of common stock, par value $0.001 (the “Common Stock”) to Newry in exchange for all of the outstanding shares of common stock of LYH (the “Share Exchange”). After the completion of the Share Exchange, Newry would own 36,000,000 shares of our Common Stock constituting approximately 90% of our capital stock that will be issued and outstanding immediately after the consummation of the Share Exchange. Immediately following the closing of the Share Exchange, the Company intends to commence an offering of up to $15 million of equity securities at a pre-transaction valuation of $80 million to accredited investors in a private placement (the “Private Placement”). Depending on the amount of securities actually sold in the Private Placement, the percentage ownership interest of Newry in our Company will be reduced.

Upon the consummation of the Share Exchange, we would experience a change in control, will cease being a shell company and LYH would become our wholly-owned subsidiary.

Additionally, in connection with the Share Exchange, under the terms of the Share Exchange Agreement we would experience a change in a majority of our Board of Directors.

We have not entered into any binding or enforceable agreement with respect to the Share Exchange, and no such agreement is expected to be executed until the consummation, if any, of the Share Exchange.  Accordingly, there is no assurance that the Share Exchange will occur, or that the anticipated terms of the Share Exchange described in this Information Statement will not change materially prior to any consummation thereof.

CHANGE IN CONTROL

On or about July 5, 2008, we intend to close the transaction contemplated by Share Exchange Agreement, the terms of which provide for a change in control of the Company. Pursuant to the Share Exchange Agreement, the Company will issue an aggregate of 36,000,000 shares of Common Stock to Newry in exchange for all of the shares of common stock of LYH.  After the completion of the Share Exchange, Newry would own 36,000,000 shares of our Common Stock constituting approximately 90% of our capital stock that will be issued and outstanding immediately after the consummation of the Share Exchange. Immediately following the closing of the Share Exchange, the Company intends to commence the Private Placement. Depending on the amount of securities actually sold in the Private Placement, the percentage ownership interest of Newry in our Company will be reduced.

LYH is the sole stockholder of WWC Corporation Ltd., a Hong Kong corporation (“WWC”) and WWC is the sole stockholder of Jiangxi Guixi Yi Lin Copper Co., Ltd., a Chinese Foreign Invested Enterprise (“Yi Xin Copper”). Accordingly, as a further result of the Share Exchange, WWC and Yi Xin Copper will become indirect subsidiaries of the Company.

As a requirement of the Share Exchange, effective immediately prior to consummation thereof: Amir F. Heshmatpour, the sole current member of the Board of Directors will (i) elect Linquan Hu, Fucan Dong, Wen Y. Jiang and Ken Barun as directors of the Company; (ii) resign as the President and Secretary of the Company; (iii) appoint Linquan Hu as Chairman and Chief Executive Officer of the Company, Fucan Dong as President and Chief Operating Officer of the Company, Wen Y. Jiang as Chief Financial Officer and Secretary; and (iv) tender his resignation as a director of the Company; provided, however, that if the closing of the Share Exchange shall occur less than ten days after the later of the date of (i) the filing of this Information Statement with the SEC or (ii) the mailing of this Information Statement to our stockholders, then Mr. Heshmatpour would not resign from the Board of Directors until the applicable ten-day period has expired.

Upon the consummation of the Share Exchange, we would experience a change in control, will cease being a shell company and LYH would become our wholly-owned subsidiary.

VOTING SECURITIES

As of June 1, 2008, we had 4,000,000 shares of Common Stock and no shares of any other voting or non-voting class or series of capital stock issued and outstanding.  Each share of Common Stock is entitled to one vote.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Information as of June 1, 2008

The following tables set forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of Common Stock by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The following information is presented as of June 1, 2008.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1)	Percent of Class (2)

5% or Greater Stockholders:

AFH Holding and Advisory, LLC (2) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, CA 90212	Common Stock	4,000,000 shares	100%

Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 900 Beverly Hills, CA 90212	Common Stock	4,000,000 shares	100%

Directors and Named Executive Officers:

Amir F. Heshmatpour (3) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, CA 90212	Common Stock	4,000,000 shares (4)	100%

All directors and executive officers as a group (1 person)	Common Stock	4,000,000 shares	100%

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

(2) Mr. Heshmatpour, the Managing Member of AFH Holding and Advisory, LLC (“AFH Advisory”), has investment and voting control over the shares owned by AFH Advisory, and therefore may be deemed to be a beneficial owner thereof.

(3) Mr. Heshmatpour is the Company’s President, Secretary and sole director.

(4) Represents shares of the Company’s common stock owned by AFH Advisory. As Managing Member of AFH Advisory, Mr. Heshmatpour may be deemed the beneficial owner of these shares of the Company’s common stock.

Anticipated Beneficial Ownership Information

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of our Common Stock by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our anticipated directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The following information is presented on a forward-looking basis assuming the consummation of the Share Exchange. Solely for purposes of calculating the number of shares exercisable within 60 days of consummation of the Share Exchange, we have assumed that the Share Exchange will become effective on July 5, 2008.

Name and Address of Anticipated Beneficial Owner	Title of Class	Anticipated Number of Shares Beneficially Owned (1)	Anticipated Percent of Class(2)

Anticipated 5% or Greater Stockholders:

Newry Trade & Invest, Inc. (3) Morgan & Morgan Building P.O. Box 958 Pasea Estate, Road Town, Tortola British Virgin Islands	Common Stock	36,000,000 Shares	90%

AFH Holding and Advisory, LLC 9595 Wilshire Boulevard, Suite 900 Beverly Hills, CA 90212	Common Stock	4,000,000 Shares	10%

Anticipated Directors and Named Executive Officers:

Linquan Hu (4) Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	Common Stock	─	─

Fucan Dong (4) Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	Common Stock	─	─

Wen Y. Jiang (4) Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	Common Stock	─	─

Ken Barun (4) 14036 Claysparrow Road Charlotte, NC 28278	Common Stock	─	─

All directors and executive officers as a group (4 persons)	Common Stock	─	─

(1)  Shares of Common Stock subject to options and warrants anticipated to be exercisable or convertible at or within 60 days of the consummation, if any, of the Share Exchange are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 40,000,000 shares of Common Stock anticipated to be issued and outstanding as of the consummation of the Share Exchange.

(3) Jing Yu, a Norwegian national and cousin of Linquan Hu, owns 100% of Newry’s issued and outstanding capital stock.

(4) Each of Messrs. Hu, Dong, Jiang and Barun are special members of AFH Advisory. As special members, they do not have investment or voting control over the shares owned by AFH Advisory and each of them disclaims beneficial ownership of such shares.

DIRECTORS AND EXECUTIVE OFFICERS

Current Directors and Executive Officers

The following table sets forth the respective names, ages and positions of our current directors and executive officers.

Name	Age	Position

Amir F. Heshmatpour	41	President, Secretary and Director

Amir F. Heshmatpour Mr. Heshmatpour’s principal business occupation for the last five years has been as a private investor. From 1994 until the end of 2002, he also served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.

New Directors and Executive Officers

Upon the consummation of the Share Exchange, we would make the following changes to our Board of Directors and executive officers:

•
contemporaneously with the consummation of the Share Exchange, (i) the size of our Board of Directors would increase from one to four, (ii) Linquan Hu, Fucan Dong, Wen Y. Jiang and Ken Barun would be appointed directors and (iii) Mr. Heshmatpour would resign as a director; provided, however, that if the closing of the Share Exchange shall occur less than ten days after the later of the date of (i) the filing of this Information Statement with the SEC or (ii) the mailing of this Information Statement to our stockholders, then Mr. Heshmatpour would not resign from the Board of Directors until the applicable ten-day period has expired; and

•
Mr. Heshmatpour would resign as an officer of the company and our Board of Directors would appoint Linquan Hu as Chairman of our Board of Directors and Chief Executive Officer, Fucan Dong as President and Chief Operating Officer, Wen Y. Jiang as Chief Financial Officer and as Secretary.

The following table sets forth the respective names, ages and positions of our anticipated directors, and executive officers on a forward-looking basis assuming the Share Exchange is consummated. All of the directors identified below will become members of the Board of Directors contemporaneously with the consummation of the Share Exchange.

Names of Anticipated Officers and Directors	Age	Position

Linquan Hu Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	44	Chairman of the Board and Chief Executive Officer

Fucan Dong Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	40	President, Chief Operating Officer and Director

Wen Y. Jiang Guixi Industry Area, Guixi District Yingtan City, Jiangxi Province Peoples Republic of China	45	Chief Financial Officer, Secretary and Director

Ken Barun 14036 Claysparrow Road Charlotte, NC 28278	60	Director

Anticipated Executive Officers and Directors

Linquan Hu will serve as our Chairman of the Board of Directors and Chief Executive Officer following consummation of the Share Exchange. Mr. Hu has served as Chief Executive Officer of Yi Xin Copper since April 2006. Prior to that he co-founded Taizhou Guangda Packaging Co., Ltd., a packaging and printing company in Zhejiang City, Peoples Republic of China, and served as its General Manager from 2002 to 2006. Mr. Hu holds a Bachelor of Education degree in Physical Education from Zhejiang Normal University.

Fucan Dong will serve as our President and Chief Operating Officer and as a director following consummation of the Share Exchange. Mr. Dong has served as Chief Operating Officer of Yi Xin Copper since April 2006. Prior to that, he was the President of Henan Zhengzhou Xiandai Chemistry Co., Ltd. from June 1998. Since 2002, he has been the Vice President of the Taizhou City Chamber of Commerce in Zhengzhou City, and since 2003 he has served as the Vice Secretary of the Zhejiang Province Chamber of Commerce in Zhengzhou City. Mr. Dong holds an Masters degree in Business Administration from Zhengzhou University and an Associate Bachelor Degree in Business Administration from Henan University of Finance and Economics.

Wen Y. Jiang will serve as a director and as Chief Financial Officer and Secretary following consummation of the Share Exchange. Mr. Jiang has served as Chief Financial Officer of Yi Xin Copper since November 2007. Prior to that he founded and managed Wen Jiang & Company, PC, a certified public accounting firm based in Portland Oregon. Mr. Jiang is a licensed certified public accountant in Oregon and is registered with the Public Company Accounting Oversight Board. Mr. Jiang has Bachelor of Science degree in Accounting from Eastern Oregon University.

Ken Barun will serve as a director following consummation of the Share Exchange. Since March 2007, Mr. Barun has served as Senior Vice President, Communications and Development, of the Billy Graham Evangelistic Association. From 1986 to March 2007, he served in various capacities with McDonald’s Corporation, including as Corporate Senior Vice President, Corporate Social Responsibility and Philanthropy and as President and CEO of Ronald McDonald House Charities Worldwide. Mr. Barun also was employed from 1983 to 1986 as Director of Project and Policy, Office of the First Lady at the White House in Washington, D.C. and by the Cenikor Foundation, Inc. from 1972 to 1983. Mr. Barun holds a Bachelor of Science degree in Sociology from the University of Houston.

BOARD OF DIRECTORS

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Currently, we have only limited resources.  Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required.  Our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.  After the consummation of the Share Exchange and our acquisition of Yi Xin Copper’s business, assuming that the Share Exchange is consummated, we expect to create one or more of such committees as determined by our Board of Directors, provided that we will be required to have audit and compensation committees when, and if, our shares of Common Stock commence trading on the Nasdaq Capital or Global Market or on a national securities exchange.

Board of Directors’ Meetings

No meetings of the Board of Directors were held in the last fiscal year.  The Board of Directors acted by unanimous written consent four times during the last fiscal year.

Director Independence

At this time, the Company is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of its directors be independent.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the Company’s current fiscal year through the date of this Information Statement, and written representations that no other reports were required, the Company believes that that all reports required to be filed by Section 16(a) were filed on a timely basis except the initial Form 3 filed by Lauren Scott on September 6, 2007 to report her beneficial ownership of the Company’s securities and her position as a director, officer and 10% shareholder.

COMPENSATION OF COMPANY EXECUTIVE OFFICERS AND DIRECTORS

During the fiscal year ended December 31, 2008, the Company’s directors and executive officers served without compensation. The Company does not have health insurance, retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the ownership of the Company’s securities, and except as set forth in the following paragraphs, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding shares of Common Stock, or any member of the immediate family of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two years ended December 31, 2006 and 2007, in any transaction or proposed transaction which may materially affect the Company.

Amir F. Heshmatpour is the Managing Member of AFH Advisory and the sole director and officer of the Company. Currently, AFH Advisory owns all of the issued and outstanding shares of the Company. Following the consummation of the Share Exchange, and without giving effect to the anticipated Private Placement, AFH Advisory will own 10% of our issued and outstanding stock.

We have engaged AFH Advisory as an advisor in connection with the transactions contemplated by the Share Exchange. As consideration for its services, AFH Advisory will receive fees from the Company in the amount of $175,000, of which $75,000 has been received by AFH Advisory as a non-refundable deposit and $100,000 will be payable upon consummation of the Share Exchange. In addition, we have agreed to reimburse AFH Advisory for its reasonable attorneys fees incurred in connection with the Share Exchange in an amount not to exceed $75,000.

Yu Hu, the daughter of Linquan Hu and niece of Jing Yu, is a party to a consulting agreement and special member admission agreement with AFH Advisory and has been admitted as a special member of AFH Advisory as of October 15, 2007, with no right to receive distributions, no voting rights, and no obligation to make capital contributions. Pursuant to such consulting agreement and special member admission agreement, Yu Hu paid $500,000 in exchange for receiving 250,000 shares in the merged company in any alternative public offering involving a blank check shell company organized by AFH Advisory, except that if such alternative public offering involves a Chinese company that was introduced to AFH Advisory by Yu Hu, she shall receive 1% of the shares of the merged company, up to a maximum of seven such transactions. Notwithstanding the foregoing, Yu Hu shall receive no shares of Yi Xin, and shall not receive shares of one other specific company with which a blank check shell company organized by AFH Advisory may enter into an alternative public offering. Pursuant to the consulting agreement, Yu Hu may also provide services to AFH Advisory such as running AFH Advisory’s office in China, advising AFH on transactions, and assisting AFH Advisory in finding investors for alternative public offerings. The consulting agreement, and Yu Hu’s right to receive shares in merged companies from alternative public offerings pursuant to the consulting agreement and special member admission agreement, shall terminate on October 15, 2010 unless earlier terminated pursuant to the terms of the consulting agreement and special member admission agreement.

Ken Barun, who will become a member of our Board of Directors upon consummation of the Share Exchange, is a party to a consulting agreement and special member admission agreement with AFH Advisory and has been admitted as a special member of AFH Advisory as of June 2, 2008, with no right to receive distributions, no voting rights, and no obligation to make capital contributions. Pursuant to such consulting agreement and special member admission agreement, Mr. Barun paid $250,000 in exchange for receiving 125,000 shares in the merged company in any alternative public offering involving a blank check shell company organized by AFH Advisory, except that if such alternative public offering involves a company that was introduced to AFH Advisory by Mr. Barun, he shall receive 1% of the shares of the merged company. Notwithstanding the foregoing, Mr. Barun shall receive no shares of any portfolio company which has signed a letter of intent or reached an understanding or agreement with AHF Advisory prior to June 2, 2008. Mr. Barun’s right to receive shares in merged companies from alternative public offerings pursuant to the consulting agreement and special member admission agreement, shall terminate on June 2, 2011 unless earlier terminated pursuant to the terms of the special member admission agreement.

Mr. Barun is also a party to a consulting agreement with the Company pursuant to which Mr. Barun provides services to the Company such as (i) assisting our Board of Directors with the establishment of a compliance committee and a compensation committee and preparing charters for such committees, (ii) assisting our Board of Directors in certain administrative matters such as developing agendas for Board of Director and committee meetings, (iii) providing input on the quality, quantity and timeliness of information flow between our management and our Board of Directors and (iv) consulting with members of our Board of Directors and our Chief executive Officer on corporate governance practices and policies. The consulting agreement also provides that Mr. Barun will serve as a member of our Board of Directors until the next annual meeting of our stockholders. As consideration for his services, Mr. Barun receives a monthly retainer of $8,000. In addition, following the consummation of the Share Exchange, Mr. Barun will be issued 125,000 shares of our Common Stock. The consulting agreement has a term of one year unless earlier terminated pursuant to the terms of the consulting agreement and special member admission agreement.

Linquan Hu and Fucan Dong have entered into an agreement with Newry pursuant to which they are entitled to receive 49% of Newry’s holdings of our Company Stock if the Company meets certain performance targets for each of the 12 month periods ending June 30, 2009 and June 30, 2010.

In 2007, Yi Xin Copper purchased approximately $152 million in copper scrap from Guixi Fangyuan Recycling Company. Fucan Dong’s wife owns 49% of the outstanding equity of Guixi Fangyuan Recycling Company.

In 2007, Yi Xin Copper had sales of approximately $7.7 million to Taizhou Wuhe Copper Company. Linquan Hu owns 51% of the outstanding equity of Taizhou Wuhe Copper Company.

Except as set forth above, no executive officer, present director, or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to the Company at any time since the beginning of the Company’s last fiscal year.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AFH Holding I, Inc.
(Registrant)

Date: August 7, 2008	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President