Form 10-Q
period 2008-09-30
Yi Xin International Copper, Inc.
filed 2009-01-08
CIK 1402211

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52682

Yi Xin International Copper, Inc.
 (Name of registrant in its charter)

Delaware	26-1364740
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

No. 1 Guiba Road, Guixi District
Yingtan City, Jiangxi Province
 (Address of principal executive offices)

Issuer’s telephone number:	86 701 333 8111

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
Large Accelerated filer  ☐   Accelerated Filer  ☐  Non-Accelerated Filer  ☒ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2008: 20,500,000 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Yi Xin International Copper, Inc.

FINANCIAL STATEMENTS

AT

September 30, 2008

Yi Xin International Copper, Inc.

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,794,526	$789,429
Accounts Receivable-Net	8,525,267	6,805,279
Accounts Receivable-Related Parties	1,409,095	1,780,126
Inventory	13,715,341	4,386,064
Prepayments	314,518	692,246
Subsidy Receivable	—	842,291
Other Receivables	1,021,434	3,309,084
Due from Related Parties	55,307	723,643

Total Current Assets	27,835,488	19,328,162

Property, Plant and Equipment – Net	838,070	804,994
Land Use Right – Net	1,817,625	58,830
Construction in Progress	659,666	326,713

Total Assets	$31,150,849	$20,518,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term Loan	$4,418,327	$2,734,444
Accounts Payable	5,008	5,059
Accounts Payable-Related Parties	10,297,150	9,682,812
Note Payable-Related Parties	1,472,776	—
Advances from Customers	911,793	566,749
Other Payables	2,342,502	682,044
Tax Payable	676,049	546,433
Due to Related Parties	1,784,621	6,201,734
Accrued Expenses	696,723	99,363

Total Current Liabilities	22,604,949	20,518,638

Stockholders’ Equity
Preferred Stock (20,000,000 authorized, 0 issued and outstanding, $0.001 par value)	—	—
Common Stock (100,000,000 authorized, 21,500,000 issued, $0.001 par value)	21,500	18,000
Treasury stock, at cost (1,000,000 shares at $.0025 per share)	(2,500)	—
Additional Paid-In-Capital	5,637,550	(17,565)
Retained Earnings (Accumulated Deficit)	2,383,662	(374)
Accumulated Other Comprehensive Income	505,688	—

Total Stockholders’ Equity	8,545,900	61
Total Liabilities and Stockholders’ Equity	$31,150,849	$20,518,699

“The accompanying notes are an integral part of these financial statements”

Yi Xin International Copper, Inc.

Consolidated Statements of Operations and Comprehensive Income

	For nine months ended September 30, 2008 (Unaudited)	For nine months ended September 30, 2007 (Pro Forma Unaudited)	For three months ended September 30, 2008 (Unaudited)	For three months ended September 30, 2007 (Pro Forma Unaudited)

Sales	$100,868,908	$98,036,528	$28,979,401	$22,684,475
Cost of Sales	(98,835,174)	(100,143,624)	(28,962,529)	(22,895,108)
Government Subsidies	1,849,646	4,351,460	588,300	400,418
Sales Tax and Surtax	—	(195,240)	—	(37,198)
Gross Profit	3,883,380	2,049,124	605,172	152,587

Operating Expenses
Selling Expense	—	29,875	—	5,321
General and Administrative Expenses	1,189,602	478,034	628,337	251,477
Financial Expenses	179,623	6,002	60,674	7,128
Total Operating Expenses	1,369,225	513,911	689,011	263,926

Operating Income	2,514,155	1,535,213	(83,839)	(111,339)

Non-operating income	1,435	16,232	1,432	88
Non-operating expenses	(6,540)	(7,651)	(5,879)	(7,621)
Net Income (Loss) Before Provision for Income Taxes	2,509,050	1,543,794	(88,286)	(118,872)
Provision for Income Taxes	(117,744)	—	85,856	—
Net Income (Loss)	2,391,306	1,543,794	(2,430)	(118,872)

Other Comprehensive Income
Foreign Currency Translation	505,688	211,349	99,804	89,644
Comprehensive Income	$2,896,994	$1,755,143	$97,374	$(29,228)

Net income per share:
- Basic	0.13	0.09	0.00	(0.01)
- Diluted	0.13	0.09	0.00	(0.01)
Weighted average shares outstanding:
- Basic	18,428,832	18,000,000	19,277,174	18,000,000
- Diluted	18,428,832	18,000,000	19,277,174	18,000,000

“The accompanying notes are an integral part of these financial statements”

Yi Xin International Copper, Inc.

Consolidated Statements of Cash Flows

	For nine months ended September 30, 2008 (Unaudited)	For nine months ended September 30, 2007 (Pro Forma Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$2,391,306	$1,543,794
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Depreciation and Amortization Expenses	189,242	132,145
Cash Provided (Used) by Changes in Operating Assets and Liabilities
Accounts Receivable	(1,161,581)	(4,234,174)
Accounts Receivable-Related Parties	494,407	(1,496,283)
Other Receivables	2,472,828	(408,743)
Prepayments	419,253	(450,725)
Inventory	(8,742,153)	(5,407,162)
Subsidy Receivable	882,239	—
Accounts Payable	(429)	72,045
Accounts Payable -Related Parties	(129,522)	6,010,888
Note Payable	1,432,067	—
Advance from Customers	292,962	1,930,565
Tax Payable	82,224	—
Other Payables	1,563,366	1,637,059
Accrued Expenses	591,988	—
Net Cash Provided (Used) by Operating Activities	778,198	(670,591)

Cash Flows from Investing Activities
Cash Used for Construction in Progress	(251,589)	(251,518)
Acquisition of Property, Plant and Equipment	(41,028)	(1,492,077)
Acquisition of Land Use Right	(1,699,765)	—
Net Cash Provided by (Used in) Investing Activities	(1,992,382)	(1,743,595)

Cash Flows from Financing Activities
Borrowing from (Repayment to) Directors or Managerial Personnel – net	(3,976,304)	(1,271,495)
Bank and other borrowings raised	4,296,201	521,121
Repayment of bank and other borrowings	(2,864,134)	—
Capital Contribution	5,648,844	6,360,282
Net Cash Flows from Financing Activities	3,104,607	5,609,908

Net Changes in Cash and Cash Equivalents	1,890,423	3,195,722
Effect on Change of Exchange Rate	114,673	72,425
Cash and Cash Equivalents - Beginning of Period	789,429	130,148

Cash and Cash Equivalents - End of Period	$2,794,526	$3,398,295

Yi Xin International Copper, Inc.

Consolidated Statements of Cash Flows (Continued)

	For nine months ended September 30, 2008 (Unaudited)	For nine months ended September 30, 2007 (Pro Forma Unaudited)
Supplementary Cash Flow Disclosures:

Interest Paid	$172,425	$7,930

Income Taxes Paid	$—	$—

NOTE A – CHANGE OF CORPORATE STRUCTURE AND DESCRIPTION OF BUSINESS

Acquisition of Jiangxi Guixi Yi Xin Copper Co., Ltd.

Yi Xin International Copper, Inc.(Yi Xin International), which was formerly known as AFH HOLDING I, INC(AFH), was incorporated in the State of Delaware on April 16, 2007.

AFH was 100% owned by AFH Holding and Advisory, LLC. On August 14, 2008 (the “Closing Date”), AFH entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with LYH Acquisition Corporation (LYH) and Newry Invest & Trade, Inc., a British Virgin Islands corporation (“Newry”).  Prior to the Closing Date, Newry owned 100% of the issued and outstanding shares of common stock of LYH;  LYH owned 100% of the issued and outstanding securities of WWC; and WWC owned 100% of the issued and outstanding securities of Jiangxi Guixi Yi Xin Copper Co., Ltd (Yi Xin Copper). Jing Yu, a Norwegian, owned 100% of Newry.

The Share Exchange Transaction was consummated on the Closing Date. AFH issued 18,000,000 shares of common stock, par value US $0.001 per share (“Common Stock”) to Newry in exchange for all of the issued and outstanding LYH common stock.  As a result, LYH became a direct wholly-owned subsidiary of AFH, and WWC and Yi Xin Copper became indirect wholly-owned subsidiaries of AFH. Shortly after the Share Exchange Transaction, AFH Holding changed its name to “Yi Xin International Copper, Inc.”.

In this report, “The Company” refers to Yi Xin International and its directly and indirectly owned subsidiaries.

LYH was incorporated in the British Virgin Islands on September 21, 2007.  The sole purpose of the formation of LYH was to create a corporate entity outside of the People’s Republic of China, or PRC, to create a Hong Kong Corporation for the purpose of acquiring Yi Xin Copper.  LYH was initially owned by one individual who was a United States citizen until he transferred his entire interest in November 2007 to Newry, a company incorporated in the British Virgin Islands on September 21, 2007.

WWC Corporation LTD. (WWC) was incorporated in Hong Kong on October 22, 2007 as the wholly owned subsidiary of LYH.

Jiangxi Guixi Yi Xin Copper Co., Ltd was established in April 2006 in Guixi City of Jiangxi Province of the Peoples Republic of China (“PRC”) and began operations in December 2006.

On November 18, 2007, WWC entered into an Equity Interest Acquisition Agreement with the owners of Yi Xin Copper to acquire 100% of the equity interest of Yi Xin Copper for cash consideration.  The transaction was approved by the Jiangxi Provincial Government on November 29, 2007, and the acquisition was completed on December 11, 2007, when the Certificate of Incorporation of Yi Xin Copper as a Foreign Invested Enterprise (FIE) was issued by the Ying tan Administration of Industry and Commerce (YIAIC).  Based on applicable PRC regulations and pursuant to the Equity Interest Acquisition Agreement, WWC shall pay the acquisition price of Yi Xin Copper within three (3) months.

WWC has paid RMB 40 million for Yi Xin Copper ((estimated at USD $5,468,889 as of December 31, 2007, using an exchange rate of USD$1 equal to RMB7.31410) (the “Purchase Price”)) by March 28, 2008.  The source of the cash used for the acquisition was from shareholders’ capital contributions.

Securities Purchase Agreement and Share Cancellation

Prior to the Share Exchange Transaction, there were a total of 4,000,000 shares of common stock issued and outstanding and held by AFH Holding and Advisory, LLC.  In connection with the Share Exchange Transaction, AFH Holding and Advisory agreed to cancel 2,000,000 shares of common stock held by it and sold 870,000 shares of common stock to 41 accredited investors (“Investors”) in exchange for $870,000 in cash consideration, resulting in a reduction of the number of shares held by AFH Holding and Advisory to 1,130,000 shares.

In sum, after giving effect to the Share Exchange Transaction and the above private placement and share cancellation, of the 20,000,000 shares of common stock outstanding, 870,000 shares were held by the Investors, 1,130,000 shares of common stock were held by AFH Holding, and 18,000,000 shares were held by Newry. Also, simultaneously with the closing of the Share Exchange Transaction and pursuant to the terms of their employment agreements Linquan Hu, our CEO and Vice Chairman, and Fucan Dong, our Chairman, were each granted  250,000 restricted shares of our common stock, vesting in three equal installments over three years.

Nature of Operations

Yi Xin Copper is principally engaged in the manufacture and distribution of brass and copper products such as copper rods, wires and valves.  It distributes products nationally in China.  Currently it has 223 employees, among which 197 employees are disabled.  Yi Xin Copper is eligible for special tax treatment due to hiring more than 50% of total employees who are disabled.

Yi Xin Copper purchases scrap coppers from suppliers in Tai Zhou city of Zhejiang province who operate as factories instead of retailers.  About 99% of the total scrap coppers purchased are from Guixi Fangyuan Recycling Company, a related company.  As the major scrap copper supplier, Guixi Fang Yuan Recycling Company sells the raw materials to Yi Xin Copper at the fair market value.

It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made.  All adjustments are of normal recurring nature.

NOTE B - PRO FORMA CONSOLIDATED FINANCIALS

In the body of the financial statements, we present the pro forma financial statement for the nine months ended September 30, 2007 for comparison purposes.

The September 30, 2007 pro forma consolidated financial statements combine the historical statements of operations and comprehensive income of Yi Xin International, LYH, WWC, and Yi Xin Copper, for the nine-month ended September 30, 2007, and their respective statements of cash flows for the nine-month period ended September 30, 2007, giving effect to the acquisition of Yi Xin Copper as if the acquisition had taken place on January 1, 2007.

The Company accounted for the acquisition using the purchase method of accounting. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable.

We provide the following information to aid you in your analysis of the financial aspects of the acquisition of Yi Xin Copper.

The fiscal year end of Yi Xin International, LYH, WWC, and Yi Xin Copper is December 31, respectively.

The pro forma consolidation financial information is for illustrative purposes only.  The companies may have performed differently had the acquisition taken place other than on December 11, 2007, and had they always been consolidated.  You should not rely on the pro forma consolidated financial information as being indicative of the historical results that would have been achieved had the acquisition taken place other than on December 11, 2007, and had the companies always been consolidated or the future results that the companies will experience after the acquisition.

1．Pro Forma Consolidated Statements of Operations and Comprehensive Income – For the Nine-Month Ended September 30, 2007

(a) Derived from the unaudited statement of operations and comprehensive income of Yi Xin for the nine-month ended September 30, 2007

2. Pro Forma Consolidated Statements of Cash Flows – For the Nine-Month Ended September 30, 2007

(a) Derived from the unaudited statement of cash flows of Yi Xin for the nine-month ended September 30, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

(b)	Account Receivable

Account Receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad Debts are written off as incurred.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. .

(c)	Inventory

Inventory is valued at the lower of cost of market (using the weighted average method) or net realizable value.  Cost includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost.  Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completing, selling expenses and related taxes.

(d)	Land Use Right

According to the laws of China, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  Land use rights are amortized using the straight-line method over the lease term of 50 years.

(e)	Property, Plant and Equipment

Fixed assets are stated at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period of disposition.

Depreciation is computed using the straight-line method over the estimated useful lives of assets, net of the estimated residual values.  The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	20 years
Plant and Machinery	5-10 years
Office equipment and furnishing	5 years
Motor Vehicles	10 years

(f)	Construction in Progress

Construction in Progress represents direct costs of construction or acquisition and design fees incurred.  Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment assets when substantially all the activities necessary to prepare the assets for their intended use are completed.  No depreciation is provided until it is completed and ready for intended use.

(g)	Government Subsidies

The Company is a welfare enterprise, it is entitled to the special tax treatments.  Government subsidies refer to the tax refund by both the central and the local Chinese government from the value-added taxes paid by the Company for the employment of qualified welfare employees.  The Company has to pay the value-add tax in accordance with the relevant Chinese tax laws and regulations.

Prior to July 2007, government subsidies consist of the government refunds of all of the value-added tax payments paid by the Company.

Effective in July 2007, because the Company is a welfare enterprise, it is entitled to receive up to 35,000 Yuan in RMB per qualified handicapped employee per year according to the central government policies.  In addition, due to the incentive policies made by Guixi Local Finance Department to attract out of town investments that is effective in July 2007 and expires on December 30, 2009, the Company is entitled to receive from Guixi Local Finance Department 25% of net of VAT tax paid minus up to 35,000 Yuan in RMB government subsidies per handicapped employee per year.

Subsidies are recognized at their fair values when received or there is reasonable assurance that they will be received and all attached conditions are complied with.  According to Chinese tax law, government subsidies for qualified welfare employees up to 35,000 Yuan in RMB per handicapped employee per year are not subject to income taxes.

(h)	Income Taxes

LYH was incorporated in the British Virgin Islands (BVI) on September 21, 2007.  As an offshore company, it is exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”), which states that (a) a company b) all dividends, interest, rents, royalties, compensations and other amounts paid by company, and (c) capital gains realized with respect to any shares, debt obligations or other securities of a company, are exempt from all provisions of the Income Tax Ordinance.

WWC was incorporated in Hong Kong on October 22, 2007. In accordance with the relevant tax laws and regulations of Hong Kong, a company, irrespective of its residential status, is subject to tax on all profits (excluding profits arising from the sale of capital assets) arising in or derived from Hong Kong. No tax is levied on profits arising abroad, even if they are remitted to Hong Kong.  Therefore, WWC is exempt from Hong Kong income tax since all the profits were derived from Yi Xin Copper in PRC. The income tax rate in Hong Kong is 17.5%.

Yi Xin Copper was established in April 2006 in Guixi City of Jiangxi Province of the Peoples Republic of China (“PRC”) and began operations in December 2006.  In accordance with the relevant tax laws and regulations of PRC, a company registered in the PRC is subject to state and local income taxes within PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements.  Under the Provisional Taxation Regulation of the PRC, income tax is payable at a rate of 33% of their taxable income for year 2007.  Effective January 1, 2008, all companies are subject to uniform tax rate of 25%.  According to the PRC tax law, government subsidies for qualified welfare employees up to 35,000 Yuan in RMB per handicapped employee per year are not subjected to income taxes.  In addition, the PRC tax law allows operating losses to be carried forward for five years.  Due to the incentive policies made by Guixi Local finance department to attract out of town investments, Yi Xin Copper, who qualifies as out of town investor, is entitled to a two-year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.  Yi Xin Copper is allowed to carry forward net-operating losses for five years under the current PRC tax law.  Yi Xin Copper is required to pay income taxes first at regular tax rate, prior to January 1, 2008, the government will make full refund of the taxes paid by Yi Xin Copper for the first two years, then reduced to a refund of 50% of the taxes paid by Yi Xin Copper for the following three years.  Effective on January 1, 2008, only the local government will make full refund of the taxes paid by Yi Xin Copper that is allocable to the local government for the first two years, then reduced to a refund of 50% of the taxes paid by Yi Xin Copper that is allocable to the local government for the following three years.

The Company accounts for income tax using an assets and liability approach and allows for recognition of deferred tax benefits in future years.  Under the assets and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company has no temporary differences.  Therefore, no deferred tax assets and liabilities have been recognized and no valuation allowance has been established. The Company does have permanent differences, such as penalty, government subsidies for qualified welfare employees, etc.

(i)	Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities.

(j)	Foreign Currency Translation

The Company, LYH and WWC maintain their books and accounting records in U.S dollars.  Yi Xin Copper maintains its books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency.  Transactions denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing on the transaction dates.  Assets and liabilities denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing at the balance sheet date.  Income and expenditures are translated at the average exchange rate of the year.

September 30, 2008
Balance sheet	RMB	6.78990	to US	$1
Operating statement	RMB	6.98291	to US	$1

December 31, 2007
Balance sheet	RMB	7.31410	to US	$1
Operating statement	RMB	7.61720	to US	$1

September 30, 2007
Balance sheet	RMB	7.51760	to US	$1
Operating statement	RMB	7.67576	to US	$1

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S.  Since the adoption of this flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar.  This has affected the changes in the foreign currency translation as reflected in the other comprehensive income of $505,688 and $211,349 (pro forma) for the nine months ended September 30, 2008 and 2007, respectively.

(k)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to depreciation, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, Actual results could differ from those estimates.

(l)	Economic and Political Risks

The Company’s operations are conducted in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(m)	Fair value of Financial Instruments

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2008, and December 31, 2007 due to the relatively short-term nature of these instruments.

(n)	Revenue Recognition

The Company recognizes revenue from product sales when goods are delivered, the quantity and quality of the goods are confirmed and rewards and risk of ownership and title pass to the customers.  Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotion, and product returns.  All of the Company’s products are shipped directly to the manufacturer.  Revenue arrangement requires receipt of purchase orders before product shipment and delivery.

(o)	Employee’s Benefits

The Company is required and made contributions to the Chinese Government’s health, retirement benefit and unemployment plan at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income at the same period as the related salary cost.

(p)	Comprehensive Income (loss)

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130).  SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.  The other comprehensive income (expense) for the nine months ended September 30 2008 and 2007 were $505,688 and $211,349 (pro forma), respectively.

(q)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of trade account receivable.  The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral.

(r)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No.157-2, which deferred the effective date for certain portions of SFAS No.157 related to nonrecurring measurements of non-financial assets and liabilities. The provision of SFAS No.157 will be effective for the Company’s fiscal year 2009.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" the objective of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB statement No.133. SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

NOTE D - ACCOUNTS RECEIVABLE

The Company’s accounts receivable from unrelated parties as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

Trade Receivables	$8,562,104	$6,839,476
Less: Allowance for doubtful accounts	36,837	34,197

Net accounts receivable	$8,525,267	$6,805,279

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007

Buildings and Leasehold	$609,550	$565,864
Machinery	2,138,579	1,967,344
Office Equipments	40,008	15,935
Motor Vehicles	25,364	23,545

	2,813,501	2,572,688
Accumulated Depreciation	(411,958)	(204,221)
Acquisition Adjustment	(1,563,473)	(1,563,473)

Property, Plant and Equipment, net	$838,070	$804,994

The Company recorded depreciation expense of $ 186,664 and $129,178 (pro forma) for the nine months ended September 30, 2008 and 2007, respectively.

NOTE F - LAND USE RIGHTS

	September 30, 2008	December 31, 2007

Land Use Right	$1,938,955	$177,192
Accumulated Amortization	(7,070)	(4,102)
Acquisition Adjustment	(114,260)	(114,260)

Land Use Right, net	$1,817,625	$58,830

In order to enlarge production scale, the Company paid RMB11,869,312 (approximately $1.70 million), as the unit price is RMB168 per square meter, for the second Land Use Right at the third quarter of 2008. The Company recorded amortization expense of $2,578 and $2,088 (pro forma) for the nine months ended September 30, 2008 and 2007, respectively.

NOTE G - INVENTORY

On September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008	December 31, 2007

Raw materials	$10,467,947	$1,002,546
Finished goods	3,247,394	3,383,518

Total Inventories	$13,715,341	$4,386,064

Since the Company does not recognize sales until customers confirmed the quantity and quality of the goods, some finished goods, although delivered and stored at customer’s site, still belong to the Company and are included in the inventory of the Company until customers accept the goods and revenues recognized by the Company.

NOTE H - RELATED PARTY TRANSACTIONS

These following entities are considered related parties to the Company and the related parties act only as the Company’s suppliers, retailers, or directors or managerial personnel. And there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties.  The Company is not obligated to provide any type of financial support to these related parties.  The economic substance of each entity is summarized as follows:

Related Party	Economic Substance
Taizhou Wuhe Copper Company	Distributes copper products in China

Taizhou Guangda Packaging Company	Engaged in buying and selling packaging materials

Zhengzhou Xiandai Chemical Company	Engaged in Chemical products manufacturing and distributing

Yuhuan Ruixing Copper Company	Manufactures and distributes copper products in China

Guixi Fangyuan Recycling Company	Engage in recycling of waste materials in China

The Company continued to purchase and sell copper products between related parties which include Taizhou Wuhe Copper Company and Guixi Fangyuan Recycling Company.  The following related party transactions occurred for the nine months ended September 30, 2008 and 2007.

	Nine-Month Ended September 30, 2008 (Unaudited)	Nine-Month Ended September 30, 2007 (Pro Forma Unaudited)

Purchases from Related Parties
Guixi Fangyuan Recycling Company	$106,626,831	$104,308,832

	$106,626,831	$104,308,832

Sales to Related Parties
Taizhou Wuhe Copper Company	$8,209,468	$4,000,516

	$8,209,468	$4,000,516

NOTE I - SHORT-TERM BANK LOAN

To finance the operation of the business, during the quarter ended June 30, 2007, the Company’s subsidiary, Yi Xin Copper, obtained a short-term loan of RMB4,000,000 (approximately $0.53 million) from local Construction Bank of China, with interest bearing at 6.475% per annum.  The loan was paid in full by December 31, 2007.

On December 3, 2007, Yi Xin Copper obtained the second short-term loan of RMB20,000,000 (approximately $2.73 million) from local Bank of Pu Fa, Nanchang branch with interest bearing at 7.128% per annum.  The loan is guaranteed by an unrelated company. The loan was paid in full by May 26, 2008.

On June 27, 2008, Yi Xin Copper entered into a Short Term Loan Contract with Industrial Bank Co., Ltd., Nanchang Branch, under which Yixin borrowed a loan of RMB15,000,000 (approximately $2.18 million) for a term of eleven months.  The loan is secured by certain improvements to real property of Yixin and a Guarantee Agreement by and between Guixi Fangyuan Waste Recycling Co. Ltd, Hu Linquan, Dong Fucan and Industrial Bank Co., Ltd. The loan is due on May 27, 2009 and renewable after that. The interest rate is calculated quarterly according to the actual fluctuation of PRC State Benchmark Interest Rate.

On September 27, 2008, Yi Xin Copper entered into a Short Term Loan Contract with Industrial Bank Co., Ltd., Nanchang Branch, under which Yixin borrowed a loan of RMB15,000,000 (approximately $2.15 million) for a term of eleven months.  The loan is secured by certain improvements to real property of Yi Xin Copper. The loan is due on September 27, 2009 and renewable after that. The interest rate is calculated quarterly according to the actual fluctuation of PRC State Benchmark Interest Rate.

The Company recorded $172,425 and $7,930 (pro forma) interest expenses for the nine months ended September 30, 2008 and 2007, respectively.

NOTE J - NOTE PAYABLE

On July 3, 2008, Yi Xin Copper issued a bank acceptance note with the amount of RMB10,000,000 (approximately $1,47 million) to purchase raw materials from Guixi Fangyuan Recycling Company, a related party. This note is accepted by Industrial Bank Co., Ltd., Nanchang Branch and guaranteed by the Company’s chairman, Mr. Dong, Fucan’s personal assets . The note is due on January 3, 2009.

NOTE K – INCOME TAXES

As an offshore company, LYH, a BVI corporation, is exempt from income taxes according to the Article 242 of the BVI Business Companies Act 2004 (“Exemptions from Tax”).

Accordance with the relevant tax laws and regulations of Hong Kong, WWC, a Hong Kong company, is exempt from Hong Kong income tax since all the profits were derived from Yi Xin Copper in PRC.

Yi Xin Copper, a PRC company, is subject to state and local income taxes within PRC at the applicable tax rate on the taxable income net of operating losses carried forward as reported in its PRC statutory financial statements in accordance with the relevant tax laws and regulations of PRC.  Under the Provisional Taxation Regulation of the PRC, income tax is payable at a rate of 33% of their taxable income for year 2007.  Effective January 1, 2008, all companies are subject to uniform tax rate of 25%.  According to the PRC tax law, government subsidies for qualified welfare employees up to 35,000 Yuan in RMB per handicapped employee per year are not subjected to income taxes.  In addition, the PRC tax law allows operating losses to be carried forward for five years.  Finally, due to the incentive policies made by Guixi Local finance department to attract out of town investments, Yi Xin Copper, who qualifies as out of town investor, is entitled to a two-year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.  Yi Xin Copper is required to pay income taxes first at regular tax rate, then the government will make full refund of the taxes paid by Yi Xin Copper for the first two years, then reduced to a refund of 50% of the taxes paid by Yi Xin Copper for the following three years.  Effective on January 1, 2008, only the local government will make full refund of the taxes paid by Yi Xin Copper that is allocable to the local government for the first two years, then reduced to a refund of 50% of the taxes paid by Yi Xin Copper that is allocable to the local government for the following three years.

Government subsidies for qualified welfare employees and revenues generated from selling of products manufactured from industrial wastes are exempt from income taxes.  This results in permanent difference between net income for financial statement reporting and net income for income tax reporting.

Yi Xin Copper had net income before income tax provision $2,509,051 and a taxable income of $758,364 for the nine months ended September 30, 2008.  Therefore, the Company estimated $117,744 income tax expense net of income tax rebate for the nine months ended September 30, 2008.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the PRC for the fiscal years ended December 31, 2007 and 2008 is as following:

	2008	2007

Statutory tax rate	25%	33%
Tax holidays and concessions	(10)%	x
Effective tax rate	13%	x

No provision for deferred tax assets and liabilities have been recognized and no valuation allowance has been established since the Company has no temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE L - SEGMENT REPORTING

The Company operates in a single reportable business segment which comprises the manufacture and sale of brass, copper and related products.

The following table summarizes the Company’s revenues generated from each product:

	Nine-Month Ended September 30, 2008 (Unaudited)		Nine-Month Ended September 30, 2007 (Pro Forma Unaudited)
	Sales Amounts	% of Total Sales	Sales Amounts	% of Total Sales
Brass	60,443,697	60%	36,057,830	37%
Anode Copper & Copper Round Rod	39,270,376	39%	60,318,766	62%
Copper Left Over	1,154,835	1%	1,659,932	1%

	$100,868,908	100%	$98,036,528	100%

Substantially all of the Company’s long-lived assets are located in Mainland China.

Major customers

Details of the top 5 customers were as follows:

	Nine-Month Ended September 30, 2008 (Unaudited)		Nine-Month Ended September 30, 2007 (Pro Forma Unaudited)
	Sales Amounts	% of Total Sales	Sales Amounts	% of Total Sales
Huangshi Jingu Copper Company Ltd(Unrelated Party)	23,152,231	23%	13,724,778	14%
Da Yie You Se Jin Shu Company(Unrelated Party)	21,214,985	21%	9,693,322	10%
Taizhou Wuhe Copper Company(Related Party)	8,209,468	8%	4,680,603	5%
Tai Zhou Ao Si Ke Valves LTD(Unrelated Party)	6,424,863	6%	—	0%
Yu Huan San Li Valves LTD(Unrelated Party)	4,064,872	4%	—	0%
Ning Bo Jia Ming Metal LTD(Unrelated Party)	—	0%	7,660,849	8%
Zhe Jiang Wan Sheng Machinery LTD(Unrelated Party)	—	0%	4,622,584	5%

NOTE M - COMMITMENTS AND CONTINGENCIES

(a)	CAPITAL COMMITMENTS

As of September 30, 2008, the Company had no significant capital commitments required for disclosure.

(b)	LEASE COMMITMENTS

As of September 30, 2008, the Company had no lease commitments required for disclosure.

(c)	LEGAL PROCEEDINGS

As of September 30, 2008, the Company had no legal proceedings required for disclosure.

NOTE N – SUBSEQUENT EVENT

As a related party company, Guixi Fangyuan Recycling Company (Fangyuan) is the source of 100% of the Company's copper scrap supply according to the local government's request. In order to regulate and reduce the related-party transactions, the Company decided to acquire 100% of the equity interest of Fangyuan at the fourth quarter of 2008 based on Attorney's opinion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth under “Risk Factors,” in the Company’s Form 8-K filed on August 14, 2008.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf the Company.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operation of our active business for the nine-month periods ended September 30, 2008 and 2007.

USE OF DEFINED TERMS

As used in this current report and unless otherwise indicated or the context requires otherwise, the terms the “Company,” “we,” “us,” and “our” refer to one or more of the following: AFH Holding I, Inc. (“AFH Holding”), a Delaware corporation that changed its name to “Yi Xin International Copper, Inc.” (“Yi Xin Holding”), after giving effect to the acquisition of LYH Acquisition Corporation, a British Virgin Islands corporation (“LYH”), as described in this current report; LYH, a wholly-owned subsidiary of Yi Xin Holding; WWC Corporation Ltd., a Hong Kong corporation and a wholly-owned subsidiary of LYH (“WWC”); and Jiangxi Guixi Yi Xin Copper Co., Ltd., a Chinese Foreign Invested Enterprise and a wholly-owned subsidiary of WWC (“Yi Xin Copper”). References to “China” and “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China and references to “$” are to the legal currency of the United States.

OUR COMPANY HISTORY AND RECENT DEVELOPMENTS

AFH Holding was incorporated in the State of Delaware on April 16, 2007 as a blank check company whose intended purpose was to merge with an unidentified private company or companies.

Newry Invest & Trade, Inc. (“Newry”) was incorporated in the British Virgin Islands on October 1, 2007. Jing Yu, a Norwegian citizen who is the cousin of Linquan Hu, our Vice Chairman and Chief Executive Officer, initially was the sole shareholder of Newry, until she transferred 98% of her interest to Messrs. Hu and Dong in January 2008. Messrs. Hu and Dong transferred their collective 98% interest in Newry back to Ms. Yu in April 2008, but have entered into an agreement with Newry pursuant to which they are entitled to receive 49% of Newry’s holdings of our Common Stock if the Company achieves a 25% annual growth rate for each of the twelve month periods ending June 30, 2009 and June 30, 2010.

LYH was incorporated in the British Virgin Islands on September 21, 2007. The sole purpose of the formation of LYH was to create a corporate entity outside of the People’s Republic of China, or PRC, to create a Hong Kong Corporation for the purpose of acquiring Yi Xin Copper. LYH was initially owned by one individual who was a United States citizen until he transferred his entire interest to Newry in November 2007.

WWC was incorporated in Hong Kong on October 22, 2007 as the wholly-owned subsidiary of LYH.

Yi Xin Copper was incorporated as a Chinese limited liability company on April 30, 2006, and began operations in December 2006.

On November 18, 2007, WWC entered into an agreement with Yi Xin Copper's owners to acquire 100% of Yi Xin Copper for cash. The acquisition received provincial government approval on November 29, 2007. On December 11, 2007 Yi Xin Copper was reincorporated as a Chinese Foreign Invested Enterprise and WWC’s acquisition of Yi Xin Copper from its previous owners was completed as of December 11, 2007, upon the issuance of a registration certificate by the Foreign Exchange Management of Yingtan Branch of State Administration of Foreign Exchange titled Registration Form of Inward Remittance by Share Transfer and Outward Remittance by Foreign Capital When Chinese Stock Ownership Purchased by Foreign Company.

In the Share Exchange Transaction consummated on August 14, 2008, AFH Holding issued 18,000,000 shares of its Common Stock to LYH’s sole owner, Newry, in exchange for all of the issued and outstanding shares of LYH. As a result, LYH became a direct wholly-owned subsidiary of AFH Holding, and WWC and Yi Xin Copper became indirect wholly-owned subsidiaries of AFH Holding. Shortly after the Share Exchange Transaction, AFH Holding changed its name to “Yi Xin International Copper, Inc.” As a result of acquiring the operating business of Yi Xin Copper in the Share Exchange Transaction, we ceased to be a shell company.

OVERVIEW OF OUR BUSINESS

We produce copper-based products from copper scrap. We smelt copper scrap material to produce varying levels of refined, usable materials specified to the needs of manufacturers. We purchase all of our copper scrap from Guixi Fangyuan Recycling Company (“Fangyuan”).  We reprocess copper scrap into three main products - brass, copper round rod and anode copper. Fangyuan is owned by the wife of Fucan Dong, our Chairman and one of our directors, and  by Rixu Huang, the husband of Liling Chen, who was one of the owners of Yi Xin Copper prior to its being acquired by WWC in December, 2007.

Our subsidiary, Yi Xin Copper, was formed in April 2006, and has been operating in Yingtan City, Jiangxi Province, China since December 2006. Since that time Yi Xin Copper’s annual sales have grown to more than US $149 million and we have achieved profitability. In 2007, we had comprehensive income of US $3.06 million from the sale of anode copper, brass and copper round rods. We have over 300 customers in several industries including automobile and motorcycle manufacturers; electronics companies, cable companies, and producers of brass valves, which are used in plumbing and oil and gas production, among other uses. All of our customers are located in the PRC.

FINANCIAL AND BUSINESS HIGHLIGHTS

The following are some financial highlights for the third quarter of 2008:

Sales Revenue: Our sales revenue for the third quarter of 2008 were $28.98 million, an increase of 28% from $22.68 million in the third quarter of 2007, and a decrease of 36% from $45.51 million in the second quarter of 2008.

Gross Margin: Third quarter 2008 gross margin was 2% compared to 4.5% in the second quarter of 2008.

Net Income: We earned net income of $0 million for the third quarter of 2008 compared to $1.7 million in the second quarter of 2008.

Basic and diluted earnings per share: Basic and diluted earnings per share for the third quarter of 2008 were $0.00 and $0.00, respectively, compared to $0.09 and $0.09(pro forma) in the second quarter of 2008.

	Three-month ended 9/30/2007 (Pro Forma Unaudited)	Three-month ended 6/30/2008 (Unaudited)	Three-month ended 9/30/2008 (Unaudited)

Sales	$22,684,475	$45,511,076	$28,979,401
Cost of Sales	(22,895,108)	(44,269,808)	(28,962,529)
Government Subsidies	400,418	775,378	588,300
Sales Tax and Surtax	(37,198)	49,660	—
Gross Profit	152,587	2,066,306	605,172

Operating Expenses
Selling Expense	5,321	—	—
General and Administrative Expenses	251,477	150,262	628,337
Financial Expenses	7,128	60,916	60,674
Total Operating Expenses	263,926	211,178	689,011

Operating Income(Loss)	(111,339)	1,855,128	(83,839)

Non-operating income	88	3	1,432
Non-operating expenses	(7,621)	(661)	(5,879)
Net Income (Loss) Before Provision for Income Taxes	(118,872)	1,854,470	(88,286)
Provision for Income Taxes	—	(165,048)	85,856
Net Income (Loss)	(118,872)	1,689,422	(2,430)

Other Comprehensive Income
Foreign Currency Translation	89,644	246,331	99,804
Comprehensive Income	$(29,228)	$1,935,753	$97,374
Weighted Average Number Of Shares (Basic And Diluted, pro forma)	18,000,000	18,000,000	19,277,174
Earnings Per Common Share (Basic And Diluted)	(0.01)	0.09	0.00

Results of operations for the Third Quarter of 2008

Sales Revenue

Our sales revenue for the third quarter of 2008 were $28.98 million, an increase of 28% from $22.68 million in the third quarter of 2007, and a decrease of 36% from $45.51 million in the second quarter of 2008. The decrease in third quarter revenues was primarily a result of declined selling prices of the brass and related products.

Government Subsidies

Government Subsidies, which refer to the tax refund by both the central and the local Chinese government from the value-add taxes paid by the Company for the employment of qualified welfare employees, was $0.59 million in the third quarter of 2008, a decrease of $0.19 million or 24% compared to $0.78 million in the second quarter of 2008. The decrease in third quarter government subsidies was primarily a result of a corresponding decline in sales revenue. And an increase of $0.18 million or 45% compared to $0.40 million in the third quarter of 2007

Gross Profit

Gross profit for the third quarter of 2008 was $0.6 million, a 297% increase year-over-year. The gross margin for the third quarter 2008 was only 2% compared to 4.5% in the second quarter of 2008. The decrease in gross margin was primarily a result of a corresponding decline in sales revenue while the fixed costs remain the same with the previous quarter.

Operating Loss

Operating loss for the third quarter of 2008 was $0.08 million, an decrease of 25% year-over-year; and compared to operating profit $1.86 million in the second quarter of 2008, a decrease of $1.94 million or approximately 104%. Total operating expenses in the third quarter of 2008 increased to $0.69 million from $0.2 million in the second quarter of 2008. The increase in operating expenses was primarily attributable to a increase in agency service expenditure relating to shares exchange.

Income taxes

We incurred income taxes of -$0.08 million for the third quarter of 2008, a decrease of $0.25 million or 147% compared to $0.17 million in the second quarter of 2008, primarily because the earnings of the third quarter of 2008 were negative, and we paid null to income taxes in the third quarter of 2007.

Net Income

We earned net income of $0 million for the third quarter of 2008 compared to $1.7 million in the second quarter of 2008, and we got net loss -$0.12 million in the third quarter of 2007.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $0.10 million for the third quarter of 2008 compared to $0.25 million currency translation gain in second quarter of 2008. On July 21, 2005, and increase $0.01 million compared to foreign currency gain for the third quarter of 2007. China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we used different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three-month period ended September 30, 2008, the exchange rates of RMB6.789900: US$1 and RMB6.98291: US$1 were used in calculating the total assets/liabilities and statement of income, while for the three-month period ended September 30, 2007, the exchange rates of RMB7.51760: US$1 and RMB7.67576: US$1 were used.

Results of operations for the nine-month period September 30, 2008 compared to the nine-month period September 30, 2007.

	For Nine-month period September 30, 2008 (Unaudited)	For Nine-month period September 30, 2007 (Pro Forma Unaudited)	$ Change	% Change

Sales	$100,868,908	$98,036,528	$2,832,380	3%
Cost of Sales	(98,835,174)	(100,143,624)	1,308,450	-1%
Government Subsidies	1,849,646	4,351,460	(2,501,814)	-57%
Sales Tax and Surtax	—	(195,240)	195,240	-100%
Gross Profit	3,883,380	2,049,124	1,834,256	90%

Operating Expenses
Selling Expense	—	29,875	(29,875)	-100%
General and Administrative Expenses	1,189,602	478,034	711,568	149%
Financial Expenses	179,623	6,002	173,621	2893%
Total Operating Expenses	1,369,225	513,911	855,314	166%

Operating Income	2,514,155	1,535,213	978,942	64%

Non-operating income	1,435	16,232	(14,797)	-91%
Non-operating expenses	(6,540)	(7,651)	1,111	-15%
Net Income (Loss) Before Provision for Income Taxes	2,509,050	1,543,794	965,256	63%
Provision for Income Taxes	(117,744)	—	(117,744)	100%
Net Income (Loss)	2,391,306	1,543,794	847,512	55%

Other Comprehensive Income
Foreign Currency Translation	505,688	211,349	294,339	139%
Comprehensive Income	$2,896,994	$1,755,143	$1,141,851	65%
Weighted Average Number Of Shares (Basic And Diluted, pro forma)	18,428,832	18,000,000	428,832	2%
Earnings Per Common Share (Basic And Diluted, pro forma)	0.13	0.09	0.04	51%

Sales Revenue

Our sales revenue for the nine-month period ended September 30, 2008 were $100.87 million, an increase of $2.8 million or 3%  compared to $98.04 million for the nine-month period ended September 30, 2007.. The increase was primarily attributable to the devaluation of US Dollar. In fact, the sales revenue for the nine-month period ended September 30, 2008 were RMB704 million, a decrease of RMB48 million or 6% year-over-year. The decrease was primarily a result of declined selling prices of the brass and related products.

Government Subsidies

Government Subsidies, which refer to the tax refund by both the central and the local Chinese government from the value-add taxes paid by the Company for the employment of qualified welfare employees, was $1.85 million for the nine-month period ended September 30, 2008, a decrease of $2.5 million or 57% compared to $4.35 million year-over-year. The decrease was primarily a result of the change of government subsidies policy. Effective July 1, 2007, the Chinese government cancelled this exemption for all companies and enacted a new law known as the Notice Concerning Preferential Tax Policies on Incentives for Employing the Disabled.  Under the new law, we receive a tax refund from the value-added tax of RMB 35,000 (US $5,012) per year for each qualified handicapped employee.  In addition, due to incentive policies established by Guixi Local Finance Department to attract out of town investments effective from July 2007 and expiring on December 30, 2009, the Company is entitled to receive from Guixi Local Finance Department 25% of the net of VAT tax paid minus up to 35,000 yuan in RMB (US $5,012) per year for each handicapped employee.  Subsidies are recognized at their fair values when received or there is reasonable assurance that they will be received and all attached conditions are complied with.  According to Chinese tax law, government subsidies for qualified welfare employees up to 35,000 yuan in RMB (US $5,012) per handicapped employee per year are not subject to income taxes.

Gross Profit

Gross profit for the nine-month period ended September 30, 2008 was $388 million, a 90% increase year-over-year. The increase was primarily attributable to the decrease of the cost of sales in 2008.

Operating income

Operating income for the nine-month period ended September 30, 2008 was $2.51 million, an increase of $0.98 million or 64% year-over-year;. Total operating expenses for the nine-month period ended September 30, 2008 increased to $1.37 million from $0.51 million year-over-year. The increase in operating expenses was primarily attributable to a increase in agency service expenditure relating to shares exchange.

Income taxes

We incurred income taxes of $0.12 million for the nine-month period ended September 30, 2008 compared to $0 million for the nine-month period ended September 30, 2007

Net Income

We earned net income of $2.39 million for the nine-month period ended September 30, 2008 compared to $1.54 million for the nine-month period ended September 30, 2007.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $0.51 million for the nine-month period ended September 30, 2008 compared to $0.21 million currency translation gain for the nine-month period ended September 30, 2007. On July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we used different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three-month period ended September 30, 2008, the exchange rates of RMB6.789900: US$1 and RMB6.98291: US$1 were used in calculating the total assets/liabilities and statement of income, while for the three-month period ended September 30, 2007, the exchange rates of RMB7.51760: US$1 and RMB7.67576: US$1 were used.

FOREIGN EXCHANGE RISK

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash which is in RMB and Hong Kong Dollar.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

COPPER PRICE RISK

The selling price of our products is closely connected with market prices of copper. Declines in the market prices of copper could adversely affect our earnings and cash flows. Such declines could also cause significant volatility in our financial performance and adversely affect the trading prices of our debt and equity securities.

Liquidity and Capital Resources

We believe that we have adequate capital to operate our business at its current levels and with a moderate growth rate.  However, in order to implement our plans to accelerate the growth of our business more quickly, we intend to commence an offering of up to $5 million of equity securities at a pre-transaction valuation of $60 million to accredited investors in a private placement sometime in the very near future.  If we are able to complete such a transaction, we expect to allocate the majority of the funds raised to acquire scrap copper for the existing brass and anode copper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Although we buy our copper scrap from one supplier, we are not obligated to use only that supplier.  Copper scrap is available to us from multiple domestic sources and, as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems are limited.

Risks due to fluctuation in interest rates are not material to the Company because of minimal exposure to floating rate debt. The Company has no balance in temporary investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

On August 14, 2008, AFH entered into a Share Exchange Agreement with LYH and Newry.  Prior to the Closing Date, Newry owned 100% of the issued and outstanding shares of common stock of LYH;  LYH owned 100% of the issued and outstanding securities of WWC; and WWC owned 100% of the issued and outstanding securities of Jiangxi Guixi Yi Xin Copper Co., Ltd (Yi Xin Copper). Jing Yu, a Norwegian, owned 100% of Newry.

The Share Exchange Transaction was consummated on the August 14, 2008. AFH issued 18,000,000 shares of Common Stock to Newry in exchange for all of the issued and outstanding LYH common stock.  As a result, LYH became a direct wholly-owned subsidiary of AFH, and WWC and Yi Xin Copper became indirect wholly-owned subsidiaries of AFH. Shortly after the Share Exchange Transaction, AFH Holding changed its name to “Yi Xin International Copper, Inc.”As a result of the transaction, a change in control occurred.

Therefore, we have only recently become subject to the laws related to reporting companies, including the Sarbanes-Oxley Act of 2002, as amended. Our management is currently carrying out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, in order to conclude if our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM I1 RISK FACTORS

Risks related to operating a business in the PRC

Changes in China’s political or economic situation could harm us and our operational results.

We are subject to the general risks of operating a business in the PRC. These include risks associated with the political and economic environment, foreign currency exchange, and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of western industrialized countries.

The PRC government encourages substantial private economic activities, but this has only been the case since the early 1990’s. It is possible that the Chinese government may abandon its reforms all together and return to a more nationalized economy. Because many reforms are unprecedented or experimental, they are expected to be refined and adjusted. Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.  This could damage our profitability. Some of the things that could have this effect are:

• level of government involvement in the economy;

• control of foreign exchange;

• methods of allocating resources;

• balance of payments position;

• international trade restrictions; or

• international conflict.

A downturn in the Chinese economy could negatively affect our revenue and impair our growth.

The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. The Chinese economy may not continue to grow at its current pace, or may begin to decline. Actions by the PRC government to control inflation, for example, have restrained economic expansion in the recent past across several industrial sectors. Similar and continued actions by the PRC government in the future could have a significant adverse effect on the domestic economic condition in the PRC.

A slowdown or other adverse developments in the PRC economy could materially and adversely affect our customers and the demand for our products. All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. We have only recently begun doing business and have not yet experienced a contraction in the economy. As a result, we do not know how well our business would perform in a slowdown in the Chinese economy. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business and revenues.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, which could harm the market for our products and adversely effect our operations and business.

Our financial results are dependent on the value and convertibility of the Chinese Renminbi.

Any devaluation of China's currency, the Renminbi, versus the US dollar may adversely affect our financial performance and asset values when measured in terms of the US dollar. Such devaluation could have a material adverse affect on our earnings expressed in US dollars. We do not currently hedge our foreign exchange exposure. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

Chinese laws are constantly changing, and their application and enforcement can be unpredictable.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing or effecting our business, and the enforcement and performance of the contractual arrangement with our suppliers and customers, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, bankruptcy, or criminal proceedings. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.

The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses.

For example, China’s new Enterprise Income Tax Law, promulgated by the National People’s Congress on March 16, 2007, and became effective on January 1, 2008, represents a radical departure from the prior tax system. The prior system provided for one set of rules applying to Foreign Investment Enterprises (broadly, Chinese companies with 25 percent or higher foreign participation) and a different set of rules applying to ordinary, “domestic” Chinese companies. The split system had the effect of favoring the import of capital into China by giving privileged tax treatment to the foreign owned enterprises.  As a result of these changes, we have lost certain tax benefits to which we were previously entitled.

The Company competes with PRC state owned enterprises, Chinese-foreign joint ventures, and Chinese private reprocessors.

Many Chinese copper companies are better capitalized, more experienced, and have deeper ties within the Chinese marketplace.   We are a newly formed company.  We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition. Not only are there numerous competitors in the PRC, but there may be competitive threats from foreign companies. With the PRC’s entry into the World Trade Organization and the PRC’s agreements to lift many of the barriers to foreign competition, we anticipate that the environment in our markets will become increasingly competitive.

The copper industry in China is dominated by five large companies, all of which have integrated operations (i.e. mining, smelting, and refining) and four additional companies that are engaged in smelting. These competitors include: Jiangxi Copper Group, Yantai Penghui Copper, Anhui Tongdu Copper (Tongling Nonferrous), Daye Nonferrous, Jinchuan Group, Yunnan Copper, Chifeng Jinjian Copper, Zhongtiaoshan Nonferrous and Baiyin Nonferrous. All of these companies are better capitalized, more experienced, and have more established relationships in the Chinese marketplace.

We did not obtain SAFE government approval of our acquisition of Yi Xin.  If it is determined that we should have obtained such approval, we could be subject to sanctions.

On October 31, 2005 and May 31, 2007, China’s State Administration of Foreign Exchange (“SAFE”) issued an official notice separately known as “Circular 75” and “Circular 106,” which requires the owners of Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China.  On August 8, 2006, six PRC regulatory agencies, namely, Ministry of Commerce, State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE jointly adopted the Provisions on Acquisition of Domestic Enterprises by Foreign Investors (“New M&A Regulation”), which became effective on September 8, 2006.  The New M&A Regulation imposes approval requirements from the Ministry of Commerce for “round-trip” investment transactions, including acquisitions in which equity was used as consideration.  We did not file the SAFE’s registration, in connection with the acquisition of Jiangxi Copper by WWC, based on the determination that WWC is not a “special purpose company” as defined in Circular 75 and 106, and that the acquisition of Jiangxi Copper by WWC was not a “round-trip” investment transaction.  Because of uncertainty over how the SAFE Circulars will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  We may need to make the SAFE registration when any domestic PRC resident becomes a shareholder of the company in the future.  A failure by our future domestic PRC resident shareholder to comply with the SAFE Circulars, if SAFE requires it, could subject these domestic PRC residents to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may need to file the SAFE government registration whenever any Chinese resident becomes the shareholder of the company in the future

It will be difficult for any shareholder of our company to commence a legal action against our executives.  Enforcing judgments won against them or the Company will be difficult.

Most of our officers and directors reside outside of the United States. As a result, it will be difficult, if not impossible, to acquire jurisdiction over those persons in a lawsuit against any of them, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Because the majority of our assets are located in the PRC it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  If we are not able to maintain adequate controls our financial statements may not properly represent our financial condition, results of operation or cash flows.  Weakness in our controls could also delay disclosure of information to the public which is material to an investment decision with respect to our stock.

Risks Related to our Business and Our Industry

Declines in the market prices of copper could adversely affect our earnings and cash flows. Such declines could also cause significant volatility in our financial performance and adversely affect the trading prices of our debt and equity securities.

Future growth in demand for copper may result in copper shortages and increased prices. The world market price of copper has fluctuated historically and is affected by numerous factors beyond our control.  We may not be able to offset any future increase in the price of copper by increasing our prices and our margins would be reduced .  If we cannot obtain an adequate supply of copper or other needed raw materials, it would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Additional increases in the cost of copper could reduce the demand for copper-based products by making alternatives more cost attractive.  The higher the price of copper, the greater the possibility that substitutes will be used or developed for many current uses of copper, resulting in a probable significant decline in the demand for and price of copper products, and our business would likely be materially adversely affected.

We may not be able to secure financing needed for existing and future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our production facilities, to purchase copper scrap, and/or to provide working capital for our business. Currently, in order to complete our planned expansions and entry into the enameled copper wire and copper valve markets, we need to obtain additional financing. If such financing is not available on acceptable terms, or at all, we may not be able to implement or existing plans. Moreover, unanticipated capital needs may arise in the future. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to maintain or expand our business or to develop new business at the rate desired, and our operating results may suffer.  If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt, and the repayment of such debt may limit our cash flow and our ability to grow.  If we elect to issue additional securities as a way of raising capital, it would have a dilutive effect on the then current holders of our equity.

Competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery.  To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected.

We rely on one supplier, Fangyuan, for 100% of our copper scrap supply.

One supplier, Fangyuan, is the source of 100% of our copper scrap supply. Fangyuan may not continue its exclusive relationship with us in the future, and even if it does continue to be our exclusive supplier it may not be able to obtain a sufficient source of copper scrap at favorable prices, or in the quantity we require.  If Fangyuan severs its relationship with us, or becomes unable to provide us with a sufficient supply of copper scrap on favorable terms, we may have to rely on other purchasers who would likely charge significantly higher margins than Fangyuan, which currently charges us only for its price of scrap metal and its costs.  Moreover, we may not be able to find other suppliers who are willing to provide us with copper scrap on acceptable terms and in the quantities we require.  Any of these occurrences would have a material adverse effect on our business and operations.

If we cannot obtain an adequate source of supply of copper scrap, we would be unable to reprocess metals in desired volumes and our results of operations and financial condition would be materially and adversely affected.

We depend on scrap for our operations, and through Fangyuan, our scrap inventory is acquired from numerous sources.  These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to Fangyuan. In periods of low industry prices, suppliers may elect to hold scrap in inventory in the hope of receiving higher prices at a later time.  In addition, a slowdown in industrial production in the U.S. or in China could reduce the rate at which companies replace older equipment containing copper, which is then turned into scrap, thereby making scrap scarcer and more expensive. If an adequate supply of scrap metal is not available to us, or is not available to us at favorable prices, we would be unable to reprocess metals in desired volumes and our results of operations and financial condition would be materially and adversely affected.

Our primary supplier Fangyuan currently only supplies us with scrap purchased from Chinese dealers.  In the future, Fangyuan may import scrap directly from abroad.  Fangyuan currently does not charge us any profit margin, but only charges us for its cost of purchasing scrap and its expenses.  If Fangyuan loses its import license, we would have to purchase imported scrap from other suppliers, who would likely charge us a significant margin, and our business would likely be materially adversely affected.

We anticipate in July, 2008 we will apply for a Consignee’s and Consignor’s Declaration Registration Certificate of Imported and Exported Goods Issued by Customs of the PRC.  If we fail to qualify for this license, we will not be permitted to directly import scrap and realize the potential benefits of the lower raw material costs, which in turn would negatively affect our profits.

The cyclicality of our industry could negatively affect our sales volume and revenues.

The operating results of the scrap metals reprocessing industry in general, and our operations specifically, are highly cyclical in nature.  They tend to reflect and be amplified by general economic conditions, both in the PRC and internationally.  Historically, in periods of recession or periods of slowing economic growth, the operating results of scrap metals reprocessing companies have been materially and adversely affected.  For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for copper.  This leads to significant fluctuations in demand and pricing for our products.  Economic downturns in the PRC and international economy would likely materially and adversely affect our results of operations and financial condition.  Our ability to withstand significant economic downturns in the future will depend in part on our levels of debt and equity capital, operating flexibility and access to liquidity.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion.  In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own.  Such eventualities will increase demands on our existing management, workforce and facilities.  Failure to satisfy such increased demands could disrupt or otherwise adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Six customers comprise 40% of our sales.

Our six largest customers comprised 40% of our sales in 2007.  If we lost one or more of those customers, or if one or more of those customers significantly reduced the volume that they purchases from us, and we could not find replacement customers or increase our sales to other existing customers, our revenues would be negatively impacted. In addition, those customers have very similar businesses, and external factors that would lead one of them to significantly reduce its purchases of our products would likely have a significant impact on the others as well, this in turn would magnify the adverse effect on our revenues.

Risks Related to Our Management:

Our ability to operate our company effectively could be impaired if we lose key personnel

We depend on the services of key executives, including Linquan Hu, our  Vice Chairman and Chief Executive Officer, and Fucan Dong, our Chairman, as well as certain other personnel focused on the operation of our production facilities.  Additionally, the number of persons skilled in the development and operation of copper scrap reprocessing facilities is limited and significant competition exists for these individuals.  We may not be able to employ key personnel or to attract and retain qualified personnel in the future.  We do not maintain “key person” life insurance to cover our executive officers.  Due to the relatively small size of our company, our failure to retain or attract key personnel may delay or otherwise adversely affect the operation and development of our projects and the management of our company, which would have a material adverse effect on our business.

We may not be able to attract and retain the additional personnel we will need to develop any of our projects

We are a medium-sized company with a limited operating history and relatively few employees. The development of any of our proposed projects will place substantial demands on us.  We will be required to recruit additional personnel and to train, motivate and manage these new employees.  We may not be successful in attracting and retaining such personnel.

Our senior management team has no experience in running a public company and will need to procure assistance from professional advisers and third parties at additional expense.

Our management team and current key employees have not been engaged in similar capacities with other public reporting companies and are not familiar with the multitude of filings, regulations and requirements applicable to a public company.  We will require the assistance of outside counsel and accountants and possibly other third party advisers.  We may not be able to find qualified, experienced people to perform these tasks.  Even if successful, the fees and expense for these professional advisers and third parties will be an additional administrative cost that our competitors may not be required to incur.  In addition, if the advice given or work performed by these outside advisers proves to be inadequate or incorrect, the Company and its management will nonetheless bear the brunt of the costs and penalties assessed, with limited avenues of redress against the outside advisers.

Risks Related to our Stock:

We do not intend to pay any dividends on our Common Stock in the foreseeable future.

We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

There currently is no trading market for our Common Stock

Prior to the closing of the Share Exchange Transaction, we were a shell company with only one stockholder and there was no trading market for our shares of Common Stock.  As a result of the Share Exchange Transaction, we are no longer a shell company but still have only two stockholders.  All of our currently outstanding shares of Common Stock are “restricted securities”, and therefore there is still no trading market for our Common Stock.  We are currently not listed on any exchange, nor are we quoted on the Over the Counter Bulletin Board in the United States. A trading market for our Common Stock may never develop.  Even if it does, trading of our Common Stock may never attain significant levels of volume and liquidity.  In such event, investors could find it difficult to sell their shares of Common Stock due to the thin trading volume.

Certain stockholders can exert control over the Company and may have interests that conflict with those of other stockholders.

Jing Yu, the cousin of Linquan Hu our Vice Chairman and Chief Executive Officer, currently owns 100% of Newry, which owns 87.80% of our Common Stock.  Although our officers and directors currently do not own any of our Common Stock, Linquan Hu and Fucan Dong, our Chairman, have entered into an agreement pursuant to which they would be entitled to receive 49% of Newry’s holdings of our Common Stock if the Company achieves a  25% annual growth rate for each of the twelve month periods ending June 30, 2009 and June 30, 2010.  If they achieve these targets and acquire the stock, they will then beneficially own an aggregate of approximately 44% of our outstanding shares of Common Stock. Consequently, Jing Yu and/or our management may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of our stockholders as a whole.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the large percentage of our voting securities held by our officers, directors and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Our investors may lose their entire investment in our securities.

An investment in our securities is highly speculative and may result in the loss of the entire investment.  Only potential investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

Securities analysts may not cover our Common Stock and this may have a negative impact on our Common Stock's market price.

The trading market for our Common Stock is likely to be significantly influenced by the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our Common Stock.  If securities analysts do not cover our Common Stock, the lack of research coverage would be likely to significantly reduce the trading volume and investor interest in our Common Stock, and would be likely to adversely affect our Common Stock's market price, if any trading market exists.  If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish reports on us on a regular basis, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We expect to finance our operations, acquisitions and develop strategic relationships, at least in part, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders.  Specifically, we intend to commence an offering of up to $5 million of equity securities at a pre-transaction valuation of $60 million to accredited investors in a private placement sometime in the very near future.  Additional offerings of equity securities may be made in the future.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing securities.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on stockholders' ownership interests, which could cause the market price of our Common Stock to decline.

In addition, our Board of Directors has approved our borrowing of $250,000 to cover certain expenses relating to the Share Exchange Transaction and our contemplated financing.  The form of the loan is anticipated to be convertible notes with attached warrants, but the exact terms and conditions of any transaction will have to be negotiated with the lender or lenders.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to stockholders' rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

The price of our Common Stock may vary for reasons unrelated to our performance and future prospects.

The market price of our Common Stock could fluctuate substantially due to a variety of factors including market perception of our ability to achieve our planned growth, quarterly operating results of companies viewed as comparable to us, trading volume in our Common Stock, changes in general conditions in the economy, perceptions of the future of the copper and copper products markets in the PRC and elsewhere, and broader developments in the financial markets.

In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Because our Common Stock may be deemed a “penny stock,” investors may find it more difficult to sell their shares.

Our Common Stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934.  The penny stock rules apply to companies whose Common Stock trades at less than US $5.00 per share or that have tangible net worth of less than US $5.0 million (US $2.0 million if the company has been operating for three or more years) and are not quoted on Nasdaq or on an exchange.  These rules require, among other things, that brokers who trade a penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See our current report filed on Form 8-K on August 14, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

AFH Holding and Advisory, LLC, at the time our sole shareholder, approved by written consent the execution and delivery of the Share Exchange Agreement and the consummation of the transactions contemplated thereby, including the election of Linquan Hu, Fucan Dong and Ken Barun to our board of directors.

Item 5.  Other Information.

On September 27, 2008, Yi Xin Copper entered into a Short Term Loan Contract with Industrial Bank Co., Ltd., Nanchang Branch, under which Yixin borrowed RMB15,000,000 (approximately $2.15 million) for a term of eleven months.  The loan is secured by certain improvements to real property of Yi Xin Copper. The loan is due on September 27, 2009 and renewable after that. The interest rate is calculated quarterly according to the actual fluctuation of PRC State Benchmark Interest Rate.

Item 6.

Exhibits.

10.1	Industrial Bank’s Short-term Loan Contract Serial No. 20080006

10.2	Contract of Mortgage of maximum amount Serial No. 20080008

10.3	Contact of Mortgage of maximum amount Serial No. 20080009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Yi Xin International Copper, Inc.
(Registrant)

Date: January 7, 2009	By:	/s/ Linquan Hu
Linquan Hu, CEO

Yi Xin International Copper, Inc.
(Registrant)

Date: January 7, 2009	By:	/s/ James Qi
James Qi, CFO